Form 10-K
period 2001-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTIFICATES SERIES 2001-3
filed 2002-06-20
CIK 1144666

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2001
                     Commission File Number: 333-58504-03


               Trust Certificates (TRUCs), Series 2001-3 Trust,
               ------------------------------------------------
            (Exact name of registrant as Specified in Its Charter)

         New York                                               13-7295203
----------------------------                              ---------------------
(State or other jurisdiction                                 I.R.S. employer
     of incorporation)                                      identification no.)

c/o U.S. Bank Trust National Association
100 Wall Street, Suite 1600
New York, New York                                               10005
------------------------------------------                --------------------
(Address of principal executive offices                       (Zip code)


Registrant's telephone number, including area code (212)-361-2459
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                                           Name of Exchange on which Registered
-------------------                                           ------------------------------------
Trust Certificates (TRUCs), Series 2001-3                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject
to such filing requirements for the past 90 days. Yes  X   No
                                                     -----    -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Introductory Note

U.S. Bank Trust National Association, is Trustee for the Trust Certificates (TRUCs), Series 2001-3 Trust(the "Trustee"), providing for the issuance of the Corporate-Backed Trust Certificates listed above (the "Certificates"). The Certificates do not represent obligations of or interests in the Trustee. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), the Depositor is not required to respond to various items of From 10-K. Such items are designated herein as "Not applicable."

                                    PART I

Item 1. Business
----------------

                  Not Applicable

Item 2.  Properties
-------------------

                  Not Applicable

Item 3.  Legal Proceedings
--------------------------

                  None

Item 4.  Submission of Matters To A Vote of Security Holders
------------------------------------------------------------

                  Not Applicable

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         The Certificates representing investors' interest in the Trusts are represented by one or more physical Certificates registered in the name of "Cede & Co., the nominee of The Depository Trust Company. The Class A-1 Certificates are listed on the New York Strock Exchange.

Item 6.  Selected Financial Data
--------------------------------

                  Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

                  Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

                  Not Applicable

Item 8. Financial Statements and Supplementary Data

                  Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

                  Not Applicable

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

                  Not Applicable

Item 11.   Executive Compensation
---------------------------------

                  Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

                  Not Applicable

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

                  None

                                    PART IV

Item 14.  Exhibits, Financial Schedules and Reports on Form 8-K

(a)  The following documents have been filed and documented:
------------------------------------------------------------

         Trustee's Distribution Statement documented on Form 8-K to the Certificate Holders for period ending December 1, 2001 has been filed with the Securities and Exchange Commission and is hereby incorporated by reference.

         (b) See item 14 (a) above
         (c) See item 14 (a) above
         (d) Not Applicable

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Trust Certificates (TRUCs), Series 2001-3 Trust
                                By:  U.S. Bank Trust National Association,
                                     not in its individual capacity,
                                     but solely as  Trustee on behalf of Trust
                                     Certificates (TRUCs), Series 2001-3Trust



                                By:  /s/  Marlene J. Fahey
                                    ----------------------
                                Name:  Marlene J. Fahey
                                Title:    Vice President





Dated as of:  December 31, 2001